Form 10-K/A
period 2002-12-31
CREDIT SUISSE FIRST BOSTON MOR AC CORP CSFB ABS TR 2002 HI23
filed 2004-03-26
CIK 1178857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                             AMENDMENT NUMBER 1 OF 1

CREDIT SUISSE FIRST BOSTON MORTGAGE ACCEPTANCE CORP.
ASSET-BACKED NOTES, SERIES 2002-HI23
------------------------------------------------------------------------------

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

     Annual Independent Accountant's Servicing Reports concerning servicing activities for the year ended December 31, 2002, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002, filed as Exhibit 99.2 hereto.


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

CREDIT SUISSE FIRST BOSTON MORTGAGE ACCEPTANCE CORP.
ASSET-BACKED NOTES, SERIES 2002-HI23
------------------------------------------------------------------------------


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


                            CREDIT SUISSE FIRST BOSTON MORTGAGE ACCEPTANCE CORP.


Date: March 25, 2004        By:  /s/  Andrew Kimura
                                --------------------------------------
                          Name:  Andrew Kimura
                         Title:  Vice President

                                 CERTIFICATION



         Re: Credit Suisse First Boston Mortgage Acceptance Corp., CSFB ABS Trust 2002-HI23
                  Asset-Backed Notes, Series 2002-HI23

                  I, Andrew Kimura, certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of CSFB ABS Trust 2002-HI23 (the "Trust");

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

Dated:  March 25, 2004

By:     /s/  Andrew Kimura
        --------------------------------------

Name:   Andrew Kimura
Title:  Vice President

                                 EXHIBIT INDEX

Exhibit Description

99.1 Annual Independent Accountant's Servicing Report for the year ended December 31, 2002

        Countrywide Financial Corporation

99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

        Countrywide Financial Corporation

                                  EXHIBIT 99.1
      Annual Independent Accountant's Servicing Report for the year ended
                                December 31, 2002

Grant Thornton
Suite 300
1000 Wilshire Blvd
Los Angeles, CA  90017-2464

               Report of Independent Accountants on Management's
            Assertion on Compliance With Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

Board of Directors
Countrywide Financial Corporation

     We have examined management's assertion about Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.) and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankes Association of America's Uniform single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) complied with the aforementioned minimum servicing standards as of and for year ended December 31, 2002 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.

Grant Thornton LLP
Los Angeles, California
February 28, 2003

                                  EXHIBIT 99.2
     Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002

                                                Countrywide
                                                4500 Park Granada
                                                Calabasas, California  91302
                                                (818) 225-3508

February 28, 2003

Grant Thornton LLP
1000 Wilshire Boulevard, Suite 300
Los Angeles, CA  90017

Gentlemen:

     As of and for the year ended December 31, 2002, Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.) and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly ownded subsididary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period, the Company had in effect a fidelity bond and errors ad omissions policy in the amount of $215 million and $240 million, respectively.

     The Company investigated the matter noted in the Schedule of Findings and identified a programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff has the error not occurred. The Company expects payment to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states. The Company's Internal Audit Department will be performing testing in this area to ensure proper interest credit to mortgagors where applicable.

/s/ Thomas K. McLaughlin
------------------------------
Senior Managing Director and
Chief Financial Officer



                       Countrywide Financial Corporation
                              SCHEDULE OF FINDINGS
                               December 31, 2002

Statement of Condition:
     Interest on payoffs for four (4) states was not properly credited to the mortgagor per the respective state laws due to a programming error that was not corectly identifying when the Company should be paying, or crediting, mortgagor.

Criteria:
     The Uniform Single  Attestation  Program for Mortgage  Bankers,  Section V,
Item 4, requires that interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Effect:
     The Company was not properly paying, or crediting, the mortgagors for interest on payoffs during the year ended 2002.

Recommendation:
     The Company should identify all borrowers who are affected and refund the interest immediately. The Company should also remedy the programming error so that the system will properly identify when the mortgagor should be paid, or credited, for the interest on payoffs.

Corrective Action Plan:
     The Company investigated this matter and identified the programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payment to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states. The Company's Internal Audit Department will be performing testing in this area to ensure proper interest credit to mortgagors where applicable.